Form 10-Q
period 2021-11-30
Linktory Inc.
filed 2021-12-30
CIK 1867956

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-257813

LINKTORY INC.

(Exact name of registrant as specified in its charter)

Nevada	7370	EIN 98-1594163
(State or other jurisdiction of incorporation or Organization)	(Primary Standard Industrial Classification Code Number)	(IRS Employer Identification Number)

Bulevardi Deshmoret e Kombit, Twin Tower

Tirana, Albania 1001

+17026604903

linktoryinc@yahoo.com

(Address, including zip code, and telephone number,

including area code, of registrant’s principal executive offices)

Incorp Services, Inc.

3773 Howard Hughes Parkway Suite 500 S

Las Vegas, NV 89169-6014

+1 (702) 866-2500

(Name, address and telephone number of agent for service)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of November 30, 2021
Common Stock: $0.0001	3,800,000

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED BALANCE SHEETS

LINKTORY INC.

	November 30, 2021	May 31, 2021
ASSETS	(Unaudited)	(Audited)
Current Assets
Escrow account	$3,000	$–
Total Current Assets	$3,000	$–
Non-Current Assets
Fixed assets (net)	–	–
Intangible Assets (net)	13,500	15,000
Total Non-Current Assets	$13,500	$15,000

Total Assets	$16,500	$15,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts payable	$19,900	$15,700
Related party loans	12,173	923
Total Current Liabilities	32,073	16,623

Stockholders’ Deficit
Common stock, par value $0.0001; 75,000,000 shares authorized, 3,800,000 and 3,500,000 shares issued and outstanding respectively;	380	350
Additional Paid-in Capital	2,970	–
Accumulated profits/ (deficit)	(18,923)	(1,973)
Total Stockholders’ Equity	(15,573)	(1,623)

Total Liabilities and Stockholders’ Equity	$16,500	$15,000

The accompanying notes are an integral part of these condensed financial statements

LINKTORY INC.

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	Three months ended November 30, 2021	Six months ended November 30, 2021

REVENUES	$–	$–

OPERATING EXPENSES
General and Administrative Expenses	6,298	16,950
TOTAL OPERATING EXPENSES	6,298	16,950

NET INCOME (LOSS) FROM OPERATIONS	(6,298)	(16,950)

INCOME (LOSS) BEFORE TAXES	(6,298)	(16,950)
PROVISION FOR INCOME TAXES	–	–

NET INCOME (LOSS) FOR THE PERIOD	$(6,298)	$(16,950)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,487,706	3,500,000

The accompanying notes are an integral part of these condensed financial statements

LINKTORY INC.

STATEMENT OF STOCKHOLDER' EQUITY (DEFICIT)

From Inception on March 31, 2021 ended November 30, 2021

	Common Stock		Additional Paid-in		Total Stockholder’s Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Inception March 31, 2021	–	$–	$–	$–	$–
Sale of common stock at $0.0001 per share on April 2, 2021	3,500,000	350	–	–	350
Net loss for the period ended May 31, 2021	–	–	–	(1,973)	(1,973)
Balance, May 31, 2021	3,500,000	$350	$–	$(1,973)	$(1,623)
Net loss for the period ended August 31, 2021	–	–	–	(10,652)	(10,652)
Balance, August 31, 2021	3,500,000	$350	$–	$(12,625)	$(12,275)
Sale of common stock at $0.01 per share as of November 30, 2021	300,000	30	2,970	–	3,000
Net loss for the period ended November 30, 2021	–	–	–	(6,298)	(6,298)
Balance, November 30, 2021	3,800,000	$380	$2,970	$(18,923)	$(15,573)

The accompanying notes are an integral part of these condensed financial statements

LINKTORY INC.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

Six months ended November 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$(16,950)
Adjustments to reconcile net loss to net cash (used in) operating activities
Amortization of intangible assets	1,500
Changes in Current assets & liabilities
Accounts Payable	4,200
CASH FLOWS GENERATED FROM OPERATING ACTIVITIES	$(11,250)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	3,000
Related Party Loans	11,250
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	$14,250

NET INCREASE/ DECREASE IN CASH	$3,000

Cash, beginning of period	$0
Cash, end of period	$3,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0
Income taxes paid	$0

The accompanying notes are an integral part of these condensed financial statements

LINKTORY INC.

Notes to the Financial Statements

Three and Six months ended November 30, 2021

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

Linktory Inc. was incorporated in the State of Nevada on March 31, 2021. Our company is a new venture, which intends to specialize in the creation, development, optimization and implementation of a complex product for the development of a service sector (restaurants, cafes, night clubs, karaoke, hotels, museums, etc.) by creating highly functional chatbots in popular messengers, such as Telegram and Facebook Messenger. In the future, we also plan to implement our product in other messengers: WhatsApp, Viber, WeChat etc.

Our principal place of business is located Bulevardi Deshmoret e Kombit, Twin Tower, Tirana, Albania 1001 is provided to us on a rent -free basis by our sole officer and director. Our telephone number is +17026604903.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $18,923 and negative working capital $29,073 from Inception on March 31, 2021 ending November 30, 2021. The Company currently has losses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations indicative of the operating results that may be expected for the year from Inception on March 31, 2021 ended November 30, 2021.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820 "Fair Value Measurement" defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The standards apply to recurring and nonrecurring fair value measurements of financial and non-financial assets and liabilities. The Company determines the fair values of its assets and liabilities based on a fair value hierarchy that includes three levels of inputs that may be used to measure fair value.

For The three levels are defined as follows:

Level 1:	defined as observable inputs such as quoted prices in active markets;
Level 2:	defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
Level 3:	defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Due to its short-term nature, the carrying value of receivables, accounts payable, and advances approximated fair value at November 30, 2021.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Long-Lived Assets – Intangible Assets

We account for our intangible assets in accordance with ASC Subtopic 350-30, General Intangibles Other Than Goodwill, and ASC Subtopic 360-10-05, Accounting for the Impairment or Disposal of Long-Lived Assets. ASC Subtopic 350-30 requires assets to be measured based on the fair value of the consideration given or the fair value of the assets (or net assets) acquired, whichever is more clearly evident and, thus, more reliably measurable. Further, ASC Subtopic 350-30 requires an intangible asset to be amortized over its useful life and for the useful life to be evaluated every reporting period to determine whether events or circumstances warrant a revision to the remaining period of amortization. If the estimate of useful life is changed the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. Costs of internally developing, maintaining, or restoring intangible assets are recognized as an expense when incurred.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share.” Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of November 30, 2021, there were no potentially dilutive debt or equity instruments issued or outstanding.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

Risks and Uncertainties

The extent of the impact of the coronavirus (“COVID-19”) outbreak on the financial performance of the Company will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions and the impact of COVID-19 on the overall economy, all of which are highly uncertain and cannot be predicted. If the overall economy is impacted for an extended period, the Company’s future operating results may be materially adversely affected.

The ultimate impact of the COVID-19 pandemic on the Company’s operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments, or the Company, may direct, which may result in an extended period of continued business disruption, reduced customer traffic and reduced operations. Any resulting financial impact cannot be reasonably estimated at this time but is anticipated to have a material adverse impact on our business, financial condition and results of operations.

Management expects that its business will be impacted to some degree, but the significance of the impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time.

Financial Statement Reclassification

Certain account balances from prior periods have been reclassified in these financial statements to conform to current period classifications.

Note 4 – COMMON STOCK

The Company has 75,000,000, $0.0001 par value shares of voting common stock authorized.

All shares of common stock have voting rights and are identical. All holders of shares of common stock shall at every meeting of the stockholders be entitled to one vote for each share of the capital stock held by such stockholder.

On April 2, 2021, the Company issued 3,500,000 shares of common stock as a consideration to all the Company’s needs to sole officer, director, and related party, Granit Gjoni, at par value of $0.0001 per share or $350.

During second quarter ended November 30, 2021 the Company issued 300,000 common shares at $0.01 per share to four shareholders in consideration of $3,000.

As of November 30, 2021 the company had 3,800,000 shares issued and outstanding.

Note 5 – WEBSITE AND CHATBOT DEVELOPMENT COSTS

The Company purchased and possesses an asset in a form of an operative website and two highly functional chat-bots. The Company purchased the website and two chat-bots for $15,000 on May 31, 2021. Next period we plan to include amortization of the asset using straight-line formula over its five-year useful life or $3,000 per year. As of November 30, 2021, amortization expense was $1,500.

Balance as of November 30, 2021 as follows:

Website Development	15,000
Amortization Expense	1,500
Intangible Asset (net)	13,500

Note 6 – COMMITMENTS AND CONTINGENCIES

Our sole officer and director, Granit Gjoni, has agreed to provide his own premise for office needs. He will not take any fee for these premises; it is for free use.

Note 7 – RELATED PARTY TRANSACTIONS

The sole officer and director, Granit Gjoni, is the only related party with whom the Company had transactions with during the period from inception on March 31, 2021 through November 30, 2021. During the period ended November 30, 2021, Mr. Gjoni paid $11,250 for operating expenses on behalf of the Company. The amount due to the related party is unsecured and non-interest bearing with no set terms of repayment.

Mr. Gjoni currently devotes approximately thirty hours per week to manage our affairs. Under a Consulting Agreement, our officer and director is entitled to $700 per month in cash compensation but this amount is being deferred until the Company is in a position to start payments. In addition, Mr. Gjoni is reimbursed for any out-of-pocket expenses that he incurs on our behalf. From the beginning of his contract on May 1, 2021 ended November 30, 2021, Mr. Gjoni earned $4,900 of compensation for accrued wages.

As of May 31, 2021, Mr. Gjoni had stock compensation in the amount of $350 that he paid for company's expenses during Incorporation, for that he received 3,500,000 of common shares.

Note 8 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to November 30, 2021 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

Management expects that its business will be impacted to some degree, but the significance of the impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time.

The Company issued 740,000 common shares as of December 16, 2021 at $0.01 per share to 10 shareholders for a consideration of $7,400.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

 Employees and Employment Agreements

At present, we have no employees other than our officer and director. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any officers, directors or employees.

Results of Operation

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three and Six Months Ended November 30, 2021

During the three months ended November 30, 2021, we have not generated any revenues.

Our net loss for the three months ended November 30, 2021 was $6,298. Operating expenses consist of mainly professional fees, consulting fees and amortization expenses.

During six months ended November 30, 2021, we have not generated any revenues.

Our net loss for six months ended November 30, 2021 was $16,950. Operating expenses consist of mainly professional fees, consulting fees and amortization expenses.

Liquidity and Capital Resources

As of November 30, 2021, our total assets were $16,500 consisting of escrow account in the amount of $3,000 by issuing common shares to friends and family and $13,500 website and chatbot development. As of November 30, 2021, our current liabilities were $32,073 consisting of related party loans of $12,173 and accounts payable $19,900.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. During six months ended November 30, 2021, net cash flows generated from operating activities were $11,250.

Cash Flows from Investing Activities

We have not generated cash flows from investing activities as of November 30, 2021.

Cash Flows from Financing Activities

We have generated positive cash flows from financing activities. During six months ended November 30, 2021, we generated $14,250 of cash from proceeds from related party loans $11,250, and issuance of common stock $3,000.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next three months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No report required.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2021. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six-month period ended November 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by the Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in Bulevardi Deshmoret e Kombit, Twin Tower Tirana, Albania 1001.

LINKTORY INC.

December 30, 2021	By: /s/ Granit Gjoni
President, Treasurer and Secretary
(Principal Executive, Financial and Accounting Officer)

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Signature	Title	Date

/s/ Granit Gjoni
Granit Gjoni	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)	December 30, 2021

