Form 10-Q
period 2022-02-28
Linktory Inc.
filed 2022-04-11
CIK 1867956

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2022

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

Incorp Services, Inc

3773 Howard Hughes Parkway Suite 500 S

Las Vegas, NV 89169-6014

+1 (702) 866-2500

(Name, address and telephone number of agent for service)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☒

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of February 28, 2022
Common Stock: $0.0001	5,645,000

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CONDENSED BALANCE SHEETS

LINKTORY INC.

	February 28, 2022	May 31, 2021
ASSETS	(Unaudited)	(Audited)
Current Assets
Escrow account	$20,384	$–
Total Current Assets	20,384	–
Non-Current Assets
Fixed assets (net)	–	–
Intangible Assets (net)	12,750	15,000
Total Non-Current Assets	12,750	15,000

Total Assets	$33,134	$15,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts payable	$22,000	$15,700
Related party loans	14,173	923
Total Current Liabilities	36,173	16,623

Stockholders’ Deficit
Common stock, par value $0.0001; 75,000,000 shares authorized, 5,645,000 and 3,500,000 shares issued and outstanding respectively;	565	350
Additional Paid-in Capital	21,235	–
Accumulated profits/ (deficit)	(24,839)	(1,973)
Total Stockholders’ Equity	(3,039)	(1,623)

Total Liabilities and Stockholders’ Equity	$33,134	$15,000

The accompanying notes are an integral part of these condensed financial statements

LINKTORY INC.

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	Three months ended February 28, 2022	Nine months ended February 28, 2022

REVENUES	$–	$–

OPERATING EXPENSES
General and Administrative Expenses	5,916	22,866
TOTAL OPERATING EXPENSES	5,916	22,866

NET INCOME (LOSS) FROM OPERATION	(5,916)	(22,866)

INCOME (LOSS) BEFORE TAXES	(5,916)	(22,866)
PROVISION FOR INCOME TAXES	–	–

NET INCOME (LOSS) FOR THE PERIOD	$(5,916)	$(22,866)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,100,169	4,028,952

The accompanying notes are an integral part of these condensed financial statements

LINKTORY INC.

STATEMENT OF STOCKHOLDER' EQUITY (DEFICIT)

From Inception on March 31, 2021 ended February 28, 2022

	Common Stock		Additional Paid-in		Total Stockholder’s Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Inception March 31, 2021	–	$–	$–	$–	$–
Sale of common stock at $0.0001 per share on April 2, 2021	3,500,000	350	–	–	350
Net loss for the period ended May 31, 2021	–	–	–	(1,973)	(1,973)
Balance, May 31, 2021	3,500,000	$350	$–	$(1,973)	$(1,623)
Net loss for the period ended August 31, 2021	–	–	–	(10,652)	(10,652)
Balance, August 31, 2021	3,500,000	$350	$–	$(12,625)	$(12,275)
Sale of common stock at $0.01 per share as of November 30, 2021	300,000	30	2,970	–	3,000
Net loss for the period ended November 30, 2021	–	–	–	(6,298)	(6,298)
Balance, November 30, 2021	3,800,000	$380	$2,970	$(18,923)	$(15,573)
Sale of common stock at $0.01 per share as of February 28, 2022	1,845,000	185	18,265	–	18,450
Net loss for the period ended February 28, 2022	–	–	–	(5,916)	(5,916)
Balance, February 28, 2022	5,645,000	$565	$21,235	$(24,839)	$(3,039)

The accompanying notes are an integral part of these condensed financial statements

LINKTORY INC.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

Nine months ended February 28, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$(22,866)
Adjustments to reconcile net loss to net cash (used in) operating activities
Amortization of intangible assets	2,250
Changes in Current assets & liabilities
Accounts Payable	6,300
CASH FLOWS GENERATED FROM OPERATING ACTIVITIES	$(14,316)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	21,450
Related Party Loans	13,250
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	$34,700

NET INCREASE/ DECREASE IN CASH	$20,384

Cash, beginning of period	$0
Cash, end of period	$20,384

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0
Income taxes paid	$0

The accompanying notes are an integral part of these condensed financial statements

LINKTORY INC.

Notes to the Financial Statements

Three and Nine months ended February 28, 2022

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $24,839 and negative working capital $3,039 from Inception on March 31, 2021 ending February 28, 2022. The Company currently has losses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations indicative of the operating results that may be expected for the year from Inception on March 31, 2021 ended February 28, 2022.

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

Due to its short-term nature, the carrying value of receivables, accounts payable, and advances approximated fair value at February 28, 2022.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share.” Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of February 28, 2022, there were no potentially dilutive debt or equity instruments issued or outstanding.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

Risks and Uncertainties

The extent of the impact of the coronavirus ("COVID-19") outbreak on the financial performance of the Company will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions and the impact of COVID-19 on the overall economy, all of which are highly uncertain and cannot be predicted. If the overall economy is impacted for an extended period, the Company’s future operating results may be materially adversely affected.

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

During third quarter ended February 28, 2022 the Company issued 1,845,000 common shares at $0.01 per share to 24 shareholders in consideration of $18,450.

As of February 28, 2022 the company had 5,645,000 shares issued and outstanding.

Note 5 – WEBSITE AND CHATBOT DEVELOPMENT COSTS

The Company purchased and possesses an asset in a form of an operative website and two highly functional chat-bots. The Company purchased the website and two chat-bots for $15,000 on May 31, 2021. Next period we plan to include amortization of the asset using straight-line formula over its five-year useful life or $3,000 per year. As of February 28, 2022, amortization expense was $2,250.

Balance as of February 28, 2022 as follows:

Website Development	$15,000
Amortization Expense	(2,250)
Intangible Asset (net)	$12,750

Note 6 – COMMITMENTS AND CONTINGENCIES

Our sole officer and director, Granit Gjoni, has agreed to provide his own premise for office needs. He will not take any fee for these premises; it is for free use.

Note 7 – RELATED PARTY TRANSACTIONS

The sole officer and director, Granit Gjoni, is the only related party with whom the Company had transactions with during the period from inception on March 31, 2021 through February 28, 2022. From Inception ended February 28, 2022, Mr. Gjoni paid $24,839 for operating expenses on behalf of the Company. The amount due to the related party is unsecured and non-interest bearing with no set terms of repayment.

Mr. Gjoni currently devotes approximately thirty hours per week to manage our affairs. Under a Consulting Agreement, our officer and director is entitled to $700 per month in cash compensation but this amount is being deferred until the Company is in a position to start payments. In addition, Mr. Gjoni is reimbursed for any out-of-pocket expenses that he incurs on our behalf. From the beginning of his contract on May 1, 2021 ended February 28, 2022, Mr. Gjoni earned $7,000 of compensation for accrued wages.

As of May 31, 2021, Mr. Gjoni had stock compensation in the amount of $350 that he paid for company's expenses during Incorporation, for that he received 3,500,000 of common shares.

Note 8 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to February 28, 2022 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Three and Nine Months Ended February 28, 2022

During the Three months ended February 28, 2022, we have not generated any revenues.

Our net loss for the Three months ended February 28, 2022 was $5,916. Operating expenses consist of mainly professional fees, consulting fees and amortization expenses and bank charges.

During Nine months ended February 28, 2022, we have not generated any revenues.

Our net loss for Nine months ended February 28, 2022 was $22,866. Operating expenses consist of mainly professional fees, consulting fees and amortization expenses and bank fees.

Liquidity and Capital Resources

As of February 28, 2022, our total assets were $33,134 consisting of escrow account in the amount of $20,384 by issuing common shares to friends and family and $12,750 website and chatbot development. As of February 28, 2022, our current liabilities were $36,173 consisting of related party loans of $14,173 and accounts payable $22,000.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. During Nine months ended February 28, 2022, net cash flows used by operating activities were $14,316.

Cash Flows from Investing Activities

We have not generated cash flows from investing activities as of February 28, 2022.

Cash Flows from Financing Activities

We have generated positive cash flows from financing activities. During Nine months ended February 28, 2022, we generated $34,700 of cash from proceeds from related party loans $13,250, and issuance of common stock $21,450.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2022. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the Nine-month period ended February 28, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

LINKTORY INC.

April 11, 2022	By: /s/ Granit Gjoni
President, Treasurer and Secretary
(Principal Executive, Financial and Accounting Officer)

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Signature	Title	Date

/s/ Granit Gjoni
Granit Gjoni	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)	April 11, 2022

