Form 10-K
period 2022-05-31
Linktory Inc.
filed 2022-07-22
CIK 1867956

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

Mark One

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended May 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No.  333-257813

LINKTORY INC.

(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	7370 (Primary Standard Industrial Classification Number)	EIN 98-1594163 (IRS Employer Identification Number)

Bulevardi Deshmoret e Kombit, Twin Tower

Tirana, Albania 1001

+1-702-660-4903

linktoryinc@yahoo.com

(Address, including zip code, and telephone number,

including area code, of registrant’s principal executive offices)

Incorp Services, Inc

3773 Howard Hughes Parkway Suite 500 S

Las Vegas, NV 89169-6014

+1 (702) 866-2500

(Name, address and telephone number of agent for service)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

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

Class	Outstanding as of May 31, 2022
Common Stock: $0.0001	5,920,000

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was last sold as of November 30, 2021 was $0.

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

PART I

Item 1. Description of Business

GENERAL INFORMATION ABOUT OUR COMPANY

Linktory Inc. was incorporated in the State of Nevada on March 31, 2021. Our company is a new venture that intends to specialize in the creation, development, optimization and implementation of a complex product for the development of a service sector (restaurants, cafes, night clubs, karaoke, hotels, museums, etc.) by creating highly functional chatbots in popular messengers, such as Telegram and Facebook Messenger. In the future, we also plan to implement our product in other messengers: WhatsApp, Viber, WeChat etc.

We are planning to offer a full cycle of works, starting from the creation of chatbots according to the requirements of the customers, as well as by joining our existing unique services for the restaurant business, which has a wide functionality and capabilities, that will be useful both for the restaurants and other catering establishments and for their visitors also. With the help of our services and products, restaurants will be able to: add menus, accept table reservations, create event announcements, add information about news, promotions and discounts, accept payments, send mailings and notifications to those visitors who will subscribe for its news.

For the visitors of restaurants, cafes and other catering establishments, there will be a convenient opportunity to: reserve a table, to make an order in for a specific time), read the information about the dishes from the menu, pay the bill and learn about new products, services, promotions and events.

Contact – We are also planning to add a system of affiliate referral rewards for attracting new visitors.

We are currently negotiating with different restaurants in Tirana and Durres to launch our product directly in their establishments.

Our Web Site – The Company has already bought a website and two chatbots. They are fully functional and ready to use.

Website address: https://linktorybot.com/.

Our Chatbots – The chatbots addresses are: https://t.me/linktory_bot and https://m.me//linktory.inc/. In our chatbots, people can register as a restaurant owner or representative and as a restaurant visitor also. Each category of users has its own additional menus for more detailed and useful information.

Revenue

During the year ended May 31, 2022 we have generated $2,055 for consulting services provided and in May 31, 2021 the Company has not generated any revenue. The Company possesses assets in a form of an operative website and two chatbots in Telegram and Facebook. We have already bought a website and two chatbots. They are fully functional and ready to use.

Competition

The market for direct marketing is highly competitive.  Results of operations will depend upon numerous factors, some beyond our control, including regulatory actions, market acceptance of our products and services, new products and service introductions, and competition.

Marketing

We plan to focus on direct sales online as we get started. Once we build a reputation and customer base, it will be easier to attract customers.  To promote our website and chatbots, we are planning to use On-line Directories and Databases and Social Media.

Item 1.A. Risk Factors.

Not required for Smaller reporting companies.

Item 1.B. Unresolved Staff Comments.

Not required for Smaller reporting companies.

Item 2. Properties.

Currently we don’t own any properties. Our business office is located at Bulevardi Deshmoret e Kombit, Twin Tower, Tirana, Albania 1001. This address was provided by sole officer and president, Granit Gjoni.

Our telephone number is +17026604903.

Item 3. Legal Proceedings.

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

The company stock is not trading at the moment.

Registered Holders of our Common Stock

As of May 31, 2022, there were approximately 33 record owners of our common stock including director.

Dividends

The Company has never declared or paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During our fiscal years ended May 31, 2021 and 2022, we had no sales of unregistered shares.

Issuer Purchases of Equity Securities

During the fiscal year ended May 31, 2021, and 2022 the Company did not repurchase any shares of its Common Stock.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a development stage corporation with limited operations and little revenues from our business operations. Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months. We do not anticipate that we will generate significant revenues until we have raised the funds necessary to conduct a marketing program.

PLAN OF OPERATION

FISCAL YEAR ENDED MAY 31, 2022 COMPARED TO FISCAL YEAR ENDED MAY 31, 2021.

Our net loss for the fiscal year ended May 31, 2022 was $27,482 compared to a net loss of $1,973 during the fiscal year ended May 31, 2021. For the year ended May 31, 2022 we have generated $2,055 for consulting services provided and for the year ended May 31, 2021 the Company has not generated any revenue.

Expenses incurred were $29,537 during fiscal year ended May 31, 2022 compared to $1,973 during fiscal year ended May 31, 2021. Expenses increased due to the Company’s operational activities.

The number of shares outstanding was 5,920,000 for the fiscal year ended May 31, 2022 and 3,500,000 for the fiscal year ended May 31, 2021.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEARS ENDED MAY 31, 2022 AND 2021.

As of May 31, 2022, our total assets were $34,210 consisting of capital raised from issuance of common stock and Intangible Asset.

As of May 31, 2021, our total assets were $15,000 consisting of Intangible Asset.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities for the fiscal year ended May 31, 2022, net cash flows used in operating activities was $16,082. We have generated positive cash flows from operating activities for the fiscal year ended May 31, 2021 of $13,727.

Cash Flows from Investing Activities

We have not generated cash flows from investing activities for the fiscal year ended May 31, 2022 and cash flows used in investing activities was $15,000 for the year ended May 31, 2021.

Cash Flows from Financing Activities

We have financed our operations primarily from either advances from our sole executive or the issuance of equity. For the fiscal year ended May 31, 2022, net cash provided by financing activities was $38,292. For the fiscal year ended May 31, 2021, net cash from financing activities was $1,273.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

GOING CONCERN

There is no historical financial information about us upon which to base an evaluation of our performance. We are in start-up stage operations and have not generated any revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain expenses during the reporting period. Actual results could differ from these good faith estimates and judgments.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

The Company’s Financial Statements required by Item 8, together with the reports thereon of the Independent Registered Public Accounting Firm are set forth on pages F-1 through F-9 of this report and are incorporated by reference in this Item 8.

Item 9. Changes in and Disagreements with Accounting and Financial Disclosures.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures. Our management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

Our management, with the participation of our CEO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based upon this evaluation, our CEO concluded that our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is described below.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with U.S. GAAP.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP and our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2022. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Tread way Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded that that our internal control over financial reporting was not effective as of May 31, 2022. Our CEO concluded we have a material weakness due to lack of segregation of duties, a limited corporate governance structure, and a lack of a formal management review process over preparation of financial information. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our system of internal control. Therefore, while there are some compensating controls in place, it is difficult to ensure effective segregation of accounting and financial reporting duties. Management reported the following material weaknesses:

•	Lack of segregation of duties in certain accounting and financial reporting processes including the initiation, processing, recording and approval of disbursements;

•	Our corporate governance responsibilities are performed by the Board of Directors, none of whom are independent under applicable standards; we do not have an audit committee or compensation committee. Our Board of Directors acts primarily by written consent without meetings which results in several of our corporate governance functions not being performed concurrent (or timely) with the underlying transactions, including evaluation of the application of accounting principles and disclosures relating to those transactions; and

•	Certain reports that we prepare, and accounting and reporting conclusions reached in connection with the financial statement preparation process are not subjected to a formal review process that includes multiple levels of review and are not submitted timely to the Board of Directors for review or approval.

While we strive to segregate duties as much as practicable, there is an insufficient volume of transactions at this point in time to justify additional full-time staff. We believe that this is typical in many development stage companies. We may not be able to fully remediate the material weakness until we commence operations at which time, we would expect to hire more staff. We will continue to monitor and assess the costs and benefits of additional staffing.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the SEC rules that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended May 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director is elected for the term of one year, and until his or her successor is elected and qualified, or until his earlier resignation or removal. The name, address, age and position of our officers and directors are as follows:

Name and Address of Executive Officer and/or Director	Age	Position

Granit Gjoni Bulevardi Deshmoret e Kombit, Twin Tower Tirana, Albania 1001	29	President, Secretary, Treasurer and Director

The person named above has held offices/positions since the inception of our Company and is expected to hold said offices/positions until the next annual meeting of our stockholders.

Resume

Granit Gjoni has acted as our President, Secretary, Treasurer and sole Director since our incorporation on March 31, 2021.

Granit Gjoni has been our President, Secretary, Treasurer and sole Director since our incorporation on March 31, 2021. Granit Gjoni graduated from University of Tirana at 2010. At 2015 he has completed business administration courses. For the last 5 years Mr. Granit Gjoni worked as a system administrator, mostly as self-employed. His responsibilities included: system health monitoring, user administration, web service administration and configurations, network administration, user training. During this quarter he has been planning formation and operation of Linktory Inc. His specific knowledge, qualifications and skills have led to our conclusion that Mr. Gjoni is a suitable person to develop our business.

Delinquent Section 16(a) Reports

Our common stock is not registered pursuant to Section 12 of the Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, our officers, directors and principal stockholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Code of Business Conduct

We have not adopted a Code of Business Conduct within the meaning of Item 406(b) of Regulation S-K.

Board Committees

We do not have any Board Committees.

Item 11. Executive Compensation.

The table below summarizes the total compensation earned by each of our named executive Officers (“NEOs”) for each of the fiscal years listed.

SUMMARY COMPENSATION TABLE

Name	Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation	Total Compensation ($)
Granit Gjoni	Treas, Sec.	2021	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	Treas, Sec.	2022	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1) Mr. Granit Gjoni was elected as an officer and director on March 31, 2021 and the election became effective on March 31, 2021.

Since Inception on March 31, 2021, Granit Gjoni only a member of our Board of Director was not compensated for his services.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matter.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Directors and Executive Officers

The following table sets forth the beneficial ownership (and the percentages of outstanding shares represented by such beneficial ownership) as of March 31, 2021, of (i) each director, (ii) the current NEOs named in the “Summary Compensation Table” contained in this Form 10-K and (iii) all current directors and executive officers as a group. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information provided by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Persons, who have the power to vote or dispose of common stock of the Company, either alone or jointly with others, are deemed to be beneficial owners of such common stock.

Granit Gjoni, President, CEO, Treasurer, Secretary and Chairman of the Board.	3,500,000 shares

Certain Stockholders

The following table sets forth certain information with respect to each person known by us to be the beneficial owner of five percent or more of either class of the Company’s outstanding common stock. The content of this table is based upon the most current information contained in Schedules 13D or 13G filings with the SEC, unless more recent information was obtained.

Granit Gjoni, President, CEO, Treasurer, Secretary and Chairman of the Board.	59%

Item 13. Certain Relationships and Related Transactions, and Director Independence.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

On April 2, 2021, the Company issued 3,500,000 shares of common stock as a consideration to all the Company’s needs to sole officer, director, and related party, Granit Gjoni, at par value of $0.0001 per share or $350.

During the period from March 31, 2021 (Inception) to May 31, 2022, Granit Gjoni loaned $15,015 to the Company. This loan is non-interest bearing, due upon demand and unsecured.

Item 14. Principal Accountant Fees and Services.

FEES TO THE COMPANY’S AUDITORS

Set forth below is a summary of certain fees paid to our independent audit Gries & Associates, LLC. for services for the fiscal years 2022 and 2021, respectively.

Fee Category	Fiscal Year 2022	Fiscal Year 2021
Audit Fees	$11,000	$11,000
Tax Fees	–	–
All Other Fees	–	–
Total	$11,000	$11,000

Audit Fees

Audit fees were for professional services rendered in connection with the audit of our annual financial statements set forth in our Annual Reports on Form 10-K, the review of our quarterly financial statements set forth in our Quarterly Reports on Form 10-Q and consents for other SEC filings.

Audit-Related Fees

Audit-related fees consist of fees billed for professional services for consultation on accounting matters.

Approval of Services Provided by Independent Registered Public Accounting Firm

The Board of Directors has considered whether the services provided under other non-audit services are compatible with maintaining the auditor’s independence and has determined that such services are compatible. The Board of Directors has adopted policies and procedures for pre-approving all non-audit work performed by the external auditors. The Board of Directors will annually pre-approve services in specified accounting areas. The Board of Directors also annually approves the budget for the annual generally accepted accounting principles (GAAP) audit.

PART IV

item 15. Exhibit and Financial Statement Schedules.

(a)(1) Financial Statements

The following documents are filed as part of this report:

The Financial Statements of Linktory Inc. at May 31, 2022, and for each of the two fiscal years in the period ended May 31, 2021, together with the reports of the Independent Registered Public Accounting Firms, are set forth on pages F-1 through F-9 of this Report.

(2) Not applicable.

(3) Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32	Certification by the Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1) Incorporated by reference from the Company’s Registration Statement on Form S-1, SEC File No. 333-257813 as declared effective by the Commission on November 15, 2021.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 21, 2022.

LINKTORY INC.

By:	/s/ Granit Gjoni
Granit Gjoni
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on July 21, 2022.

Signature	Title

/s/ Granit Gjoni	President, Chief Executive Officer, Treasurer, Secretary,
Granit Gjoni	and Director (Principal Executive Officer and Principal Accounting Officer)

13

Gries & Associates, LLC Certified Public Accountants 501 S. Cherry Street Suite 1100 Denver, Colorado 80246

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Linktory, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Linktory, Inc. (the “Company”) as of May 31, 2022 and 2021, and the related consolidated statements of operations, statements of stockholders’ deficit, and cash flows for each of the two years then ended, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the financial statements, the Company has incurred losses since inception of $29,455. These factors create an uncertainty as to the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Emphasis of Matters-Risks and Uncertainties

The Company is not able to predict the ultimate impact that COVID -19 will have on its business. However, if the current economic conditions continue, the pandemic could have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company plans to operate.

/s/ Gries & Associates, LLC

We have served as the Company’s auditor since 2021.

Denver, CO

PCAOB # 6778

July 20, 2022

LINKTORY INC.

BALANCE SHEETS

(AUDITED)

	Year ended May 31, 2022	From Inception on March 31, 2021 ended May 31, 2021
ASSETS
Current Assets
Escrow Account	$22,210	$–
Total Current Assets	22,210	–
Non-Current Assets
Fixed Assets (net)	–	–
Intangible Assets (net)	12,000	15,000
Total Non-Current Assets	12,000	15,000
Total Assets	$34,210	$15,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts payable	$24,100	$15,700
Related party advances	15,015	923
Total Current Liabilities	39,115	16,623

Stockholders’ Deficit
Common stock, par value $0.0001; 75,000,000 shares authorized, 5,920,000 and 3,500,000 shares issued and outstanding respectively;	592	350
Additional Paid-in Capital	23,958	–
Accumulated profits/ (deficit)	(29,455)	(1,973)
Total Stockholders’ Deficit	(4,905)	(1,623)
Total Liabilities and Stockholders Equity	$34,210	$15,000

The accompanying notes are an integral part of these condensed financial statements

LINKTORY INC.

STATEMENTS OF OPERATIONS

(AUDITED)

	For the Year ended May 31, 2022	From Inception on March 31, 2021 ended May 31, 2021
REVENUES - (Consulting services)	$2,055	$–

Operating Expenses	29,537	1,973

NET LOSS FROM OPERATION	(27,482)	(1,973)

LOSS BEFORE TAXES	(27,482)	(1,973)
PROVISION FOR TAXES	–	–

NET LOSS	$(27,482)	$(1,973)

NET LOSS PER SHARE: BASIC	$(0.00)	$(0.00)
NET LOSS PER SHARE: DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC	5,345,168	3,500,000
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: DILUTED	5,345,168	3,500,000

The accompanying notes are an integral part of these condensed financial statements

LINKTORY INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

From Inception on March 31, 2021 ended May 31, 2022

(AUDITED)

	Common Stock		Additional Paid-in		Total Stockholder’s Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Inception March 31, 2021	–	$–	$–	$–	$–
Sale of common stock at $0.0001 per share on April 2, 2021	3,500,000	350	–	–	350
Net loss for the period ended May 31, 2021	–	–	–	(1,973)	(1,973)
Balance, May 31, 2021	3,500,000	$350	$–	$(1,973)	$(1,623)
Net loss for the period ended August 31, 2021	–	–	–	(10,652)	(10,652)
Balance, August 31, 2021	3,500,000	$350	$–	$(12,625)	$(12,275)
Sale of common stock at $0.01 per share as of November 30, 2021	300,000	30	2,970	–	3,000
Net loss for the period ended November 30, 2021	–	–	–	(6,298)	(6,298)
Balance, November 30, 2021	3,800,000	$380	$2,970	$(18,923)	$(15,573)
Sale of common stock at $0.01 per share as of February 28, 2022	1,845,000	185	18,265	–	18,450
Net loss for the period ended February 28, 2022	–	–	–	(5,916)	(5,916)
Balance, February 28, 2022	5,645,000	$565	$21,235	$(24,839)	$(3,039)
Sale of common stock at $0.01 per share as of May 31, 2022	275,000	28	2,722	–	2,750
Net loss for the period ended May 31, 2022	–	–	–	(4,616)	(4,616)
Balance, May 31, 2022	5,920,000	$592	$23,957	$(29,455)	$(4,905)

The accompanying notes are an integral part of these condensed financial statements

LINKTORY INC.

STATEMENTS OF CASH FLOWS

(AUDITED)

	For the Year ended May 31, 2022	From Inception on March 31, 2021 ended May 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(27,482)	$(1,973)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	3,000	–
Changes in assets and liabilities:
Accounts payable	8,400	15,700
CASH FLOWS USED IN OPERATING ACTIVITIES	(16,082)	13,727

CASH FLOWS FROM INVESTING ACTIVITIES
Website development	–	(15,000)
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	–	(15,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Shares issued at 0.01 per share	24,200	350
Proceeds from related party advances	14,092	923
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	38,292	1,273

Net Cash Increase for Period	22,210	–

Cash at the beginning of Period	–	–
Cash at end of Period	$22,210	$–

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$–	$–
Income taxes paid	$–	$–

The accompanying notes are an integral part of these condensed financial statements

LINKTORY INC.

Notes to the Financial Statements

For the Year ended May 31, 2022 and From Inception on March 31, 2021 ended May 31, 2021

(ANAUDITED)

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

Our principal place of business is located Bulevardi Deshmoret e Kombit, Twin Tower, Tirana, Albania 1001 is provided to us on a rent-free basis by our sole officer and director. Our telephone number is +17026604903.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $29,455 and negative working capital $(4,905) for the year ended March 31, 2022. The Company has an accumulated deficit of $1,973 and negative working capital $(1,623) from Inception on March 31, 2021 ending May 31, 2021. The Company currently has losses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations indicative of the operating results that may be expected for the year ended May 31, 2022 and 2021.

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

Due to its short-term nature, the carrying value of receivables, accounts payable, and advances approximated fair value at May 31, 2022.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share.” Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of May 31, 2022, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

During this quarter ended May 31, 2022 the Company issued 275,000 common shares at $0.01 per share to 4 shareholders in consideration of $2,750.

As of May 31, 2022 the company had 5,920,000 shares issued and outstanding.

Note 5 – WEBSITE DEVELOPMENT COSTS

The Company purchased and possesses an asset in a form of an operative website and two highly functional chatbots. The Company purchased the website and two chatbots for $15,000 on May 31, 2021. Next period we plan to depreciate the asset straight-line over its five year useful life or $3,000 per year. As of May 31, 2021, depreciation expense was immaterial to be recorded.

Balance as of May 31, 2021 as follows:

May 31, 2022

Website Assets Purchased	$15,000
Accumulated Depreciation	(3,000)
Net Book Value	$12,000

Note 6 – COMMITMENTS AND CONTINGENCIES

Our sole officer and director, Granit Gjoni, has agreed to provide his own premise for office needs. He will not take any fee for these premises, it is for free use.

Note 7 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to May 31, 2022 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

