Form 10-K
period 2023-05-31
Linktory Inc.
filed 2023-08-01
CIK 1867956

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

Mark One

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended May 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 001-41533

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☒

Class	Outstanding as of May 31, 2023
Common Stock: $0.0001	5,920,000

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was last sold as of November 30, 2022 was $0.

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

Revenue

During the year ended May 31, 2023 we have generated $11,305 for consulting services provided and in May 31, 2022 the Company has generated $2,055. The Company possesses assets in a form of an operative website and two chatbots in Telegram and Facebook. We have already bought a website and two chatbots. They are fully functional and ready to use.

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

Registered Holders of our Common Stock

As of May 31, 2023, there were approximately 33 record owners of our common stock including director.

Dividends

The Company has never declared or paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During our fiscal years ended May 31, 2022 and 2023, we had no sales of unregistered shares.

Issuer Purchases of Equity Securities

During the fiscal year ended May 31, 2022, and 2023 the Company did not repurchase any shares of its Common Stock.

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

PLAN OF OPERATION

FISCAL YEAR ENDED MAY 31, 2023 COMPARED TO FISCAL YEAR ENDED MAY 31, 2022.

Our net loss for the fiscal year ended May 31, 2023 was $40,949 compared to a net loss of $27,482 during the fiscal year ended May 31, 2022. For the year ended May 31, 2023 we have generated $11,305 for consulting services provided and for the year ended May 31, 2022 the Company has generated $2,055.

Expenses incurred were $52,254 during fiscal year ended May 31, 2023 compared to $29,537 during fiscal year ended May 31, 2022. Expenses increased due to the Company’s operational activities.

The number of shares outstanding was 5,920,000 for the fiscal years ended May 31, 2023 and 2022.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEARS ENDED MAY 31, 2023 AND 2022.

As of May 31, 2023, our total assets were $11,332 consisting of capital raised from issuance of common stock and Intangible Asset.

As of May 31, 2022, our total assets were $34,210 consisting of capital raised from issuance of common stock and Intangible Asset.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities for the fiscal years ended May 31, 2023 and 2022, net cash flows used in operating activities was $29,549 and $16,082.

Cash Flows from Investing Activities

We have not generated cash flows from investing activities for the fiscal years ended May 31, 2023 and 2022.

Cash Flows from Financing Activities

We have financed our operations primarily from either advances from our sole executive or the issuance of equity. For the fiscal year ended May 31, 2023, net cash provided by financing activities was $9,671. For the fiscal year ended May 31, 2022, net cash from financing activities was $38,292.

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

Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2023. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Tread way Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded that that our internal control over financial reporting was not effective as of May 31, 2023. Our CEO concluded we have a material weakness due to lack of segregation of duties, a limited corporate governance structure, and a lack of a formal management review process over preparation of financial information. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended May 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Not Applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director is elected for the term of one year, and until his or her successor is elected and qualified, or until his earlier resignation or removal. The name, address, age and position of our officers and directors are as follows:

Name and Address of Executive Officer and/or Director	Age	Position

Granit Gjoni Bulevardi Deshmoret e Kombit, Twin Tower Tirana, Albania 1001	30	President, Secretary, Treasurer and Director

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

Board Committees

We do not have any Board Committees.

Item 11. Executive Compensation.

The table below summarizes the total compensation earned by each of our named executive Officers (“NEOs”) for each of the fiscal years listed.

SUMMARY COMPENSATION TABLE

Name	Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation	Total Compensation ($)
Granit Gjoni	Treas, Sec.	2022	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	Treas, Sec.	2023	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matter.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Directors and Executive Officers

The following table sets forth the beneficial ownership (and the percentages of outstanding shares represented by such beneficial ownership) as of May 31, 2023, of (i) each director, (ii) the current NEOs named in the “Summary Compensation Table” contained in this Form 10-K and (iii) all current directors and executive officers as a group. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information provided by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Persons, who have the power to vote or dispose of common stock of the Company, either alone or jointly with others, are deemed to be beneficial owners of such common stock.

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

During the period from March 31, 2021 (Inception) to May 31, 2023, Granit Gjoni loaned $24,686 to the Company. This loan is non-interest bearing, due upon demand and unsecured.

Item 14. Principal Accountant Fees and Services.

FEES TO THE COMPANY’S AUDITORS

Set forth below is a summary of certain fees paid to our independent audit Gries & Associates, LLC. for services for the fiscal years 2023 and 2022, respectively.

Fee Category	Fiscal Year 2023	Fiscal Year 2022
Audit Fees	$11,000	$11,000
Tax Fees	–	–
All Other Fees	–	–
Total	$11,000	$11,000

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

(a)(1) Financial Statements

The following documents are filed as part of this report:

The Financial Statements of Linktory Inc. at May 31, 2023, and for each of the two fiscal years in the period ended May 31, 2022, together with the reports of the Independent Registered Public Accounting Firms, are set forth on pages F-1 through F-9 of this Report.

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

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 1, 2023.

LINKTORY INC.

By:	/s/ Granit Gjoni
Granit Gjoni
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 1, 2023.

Signature	Title

/s/ Granit Gjoni	President, Chief Executive Officer, Treasurer, Secretary,
Granit Gjoni	and Director (Principal Executive Officer and Principal Accounting Officer)

14

Gries & Associates, LLC Certified Public Accountants 501 S. Cherry Street Suite 1100 Denver, Colorado 80246

UNMODIFIED OPINION:

Comparative Financial Statements

Independent Auditor’s Report

Board of Directors and Shareholders

Linktory, Inc.

Report on the Audit of the Financial Statements1

Opinion

We have audited the financial statements of Linktory, Inc., which comprise the balance sheets as of May 31, 2023 and 2022, and the related statements of income, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes to the financial statements.

In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of Linktory, Inc. as of May 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended in accordance with accounting principles generally accepted in the United States of America.

Basis for Opinion

We conducted our audits in accordance with auditing standards generally accepted in the United States of America (GAAS). Our responsibilities under those standards are further described in the Auditor’s Responsibilities for the Audit of the Financial Statements section of our report. We are required to be independent of Linktory, Inc. and to meet our other ethical responsibilities, in accordance with the relevant ethical requirements relating to our audits. We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Responsibilities of Management for the Financial Statements

Management is responsible for the preparation and fair presentation of the financial statements in accordance with accounting principles generally accepted in the United States of America, and for the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

In preparing the financial statements, management is required to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about Linktory, Inc.’s ability to continue as a going concern for one year after the date that the financial statements are issued [or when applicable, one year after the date that the financial statements are available to be issued].

Auditor’s Responsibilities for the Audit of the Financial Statements

Our objectives are to obtain reasonable assurance about whether the financial statements as a whole are free from material misstatement, whether due to fraud or error, and to issue an auditor’s report that includes our opinion. Reasonable assurance is a high level of assurance but is not absolute assurance and therefore is not a guarantee that an audit conducted in accordance with GAAS will always detect a material misstatement when it exists. The risk of not detecting a material misstatement resulting from fraud is higher than for one resulting from error, as fraud may involve collusion, forgery, intentional omissions, misrepresentations, or the override of internal control. Misstatements are considered material if there is a substantial likelihood that, individually or in the aggregate, they would influence the judgment made by a reasonable user based on the financial statements.

In performing an audit in accordance with GAAS, we:

•	Exercise professional judgment and maintain professional skepticism throughout the audit.
•	Identify and assess the risks of material misstatement of the financial statements, whether due to fraud or error, and design and perform audit procedures responsive to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.
•	Obtain an understanding of internal control relevant to the audit in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Linktory, Inc.’s internal control. Accordingly, no such opinion is expressed.
•	Evaluate the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluate the overall presentation of the financial statements.
•	Conclude whether, in our judgment, there are conditions or events, considered in the aggregate, that raise substantial doubt about Linktory, Inc.’s ability to continue as a going concern for a reasonable period of time.

We are required to communicate with those charged with governance regarding, among other matters, the planned scope and timing of the audit, significant audit findings, and certain internal control–related matters that we identified during the audit.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the financial statements, the Company has incurred losses since inception of $70,404. These factors create an uncertainty as to the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Emphasis of Matter – Risks and Uncertainties

The Company is not able to predict the ultimate impact that COVID-19 will have on its business. However, if the current economic conditions continue, the pandemic could have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company plans to operate.

/s/ Gries & Associates, LLC

We have served as the Company’s auditor since 2021.

Denver, CO

PCAOB # 6778

July 28, 2023

LINKTORY INC.

BALANCE SHEETS

(AUDITED)

	Year ended May 31, 2023	Year ended May 31, 2022
ASSETS
Current Assets
Escrow Account	$2,332	$22,210
Total Current Assets	2,332	22,210
Non-Current Assets
Fixed Assets (net)	–	–
Intangible Assets (net)	9,000	12,000
Total Non-Current Assets	9,000	12,000
Total Assets	$11,332	$34,210

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts payable	$32,500	$24,100
Related party advances	24,686	15,015
Total Current Liabilities	57,186	39,115

Stockholders’ Deficit
Common stock, par value $0.0001; 75,000,000 shares authorized, 5,920,000 shares issued and outstanding, respectively;	592	592
Additional Paid-in Capital	23,958	23,958
Accumulated profits/ (deficit)	(70,404)	(29,455)
Total Stockholders’ Deficit	(45,854)	(4,905)
Total Liabilities and Stockholders Equity	$11,332	$34,210

The accompanying notes are an integral part of these condensed financial statements

LINKTORY INC.

STATEMENTS OF OPERATIONS

(AUDITED)

	For the Year ended May 31, 2023	For the Year ended May 31, 2022
REVENUES	$11,305	$2,055

Operating Expenses	52,254	29,537

NET LOSS FROM OPERATION	(40,949)	(27,482)

LOSS BEFORE TAXES	(40,949)	(27,482)
PROVISION FOR TAXES	–	–

NET LOSS	$(40,949)	$(27,482)

NET LOSS PER SHARE: BASIC	$(0.00)	$(0.00)
NET LOSS PER SHARE: DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC	5,920,000	5,345,168
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: DILUTED	5,920,000	5,345,168

The accompanying notes are an integral part of these condensed financial statements

LINKTORY INC.

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

From Inception on March 31, 2021 ended May 31, 2023

(AUDITED)

	Common Stock		Additional Paid-in		Total Stockholder’s Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Inception March 31, 2021	–	$–	$–	$–	$–
Sale of common stock at $0.0001 per share on April 2, 2021	3,500,000	350	–	–	350
Net loss for the period ended May 31, 2021	–	–	–	(1,973)	(1,973)
Balance, May 31, 2021	3,500,000	$350	$–	$(1,973)	$(1,623)
Net loss for the period ended August 31, 2021	–	–	–	(10,652)	(10,652)
Balance, August 31, 2021	3,500,000	$350	$–	$(12,625)	$(12,275)
Sale of common stock at $0.01 per share as of November 30, 2021	300,000	30	2,970	–	3,000
Net loss for the period ended November 30, 2021	–	–	–	(6,298)	(6,298)
Balance, November 30, 2021	3,800,000	$380	$2,970	$(18,923)	$(15,573)
Sale of common stock at $0.01 per share as of February 28, 2022	1,845,000	185	18,265	–	18,450
Net loss for the period ended February 28, 2022	–	–	–	(5,916)	(5,916)
Balance, February 28, 2022	5,645,000	$565	$21,235	$(24,839)	$(3,039)
Sale of common stock at $0.01 per share as of May 31, 2022	275,000	28	2,722	–	2,750
Net loss for the period ended May 31, 2022	–	–	–	(4,616)	(4,616)
Balance, May 31, 2022	5,920,000	$592	$23,957	$(29,455)	$(4,905)
Net loss for the period ended May 31, 2023	–	–	–	(40,949)	(40,949)
Balance, May 31, 2023	5,920,000	$592	$23,958	$(70,404)	$(45,854)

The accompanying notes are an integral part of these condensed financial statements

LINKTORY INC.

STATEMENTS OF CASH FLOWS

(AUDITED)

	For the Year ended May 31, 2023	For the Year ended May 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(40,949)	$(27,482)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	3,000	3,000
Changes in assets and liabilities:
Accounts payable	8,400	8,400
CASH FLOWS USED IN OPERATING ACTIVITIES	(29,549)	(16,082)

CASH FLOWS FROM INVESTING ACTIVITIES
Website development	–	–
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	–	–

CASH FLOWS FROM FINANCING ACTIVITIES
Shares issued at 0.01 per share	–	24,200
Proceeds from related party advances	9,671	14,092
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	9,671	38,292

Net Cash Increase for Period	(19,878)	22,210

Cash at the beginning of Period	22,210	–
Cash at end of Period	$2,332	$22,210

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$–	$–
Income taxes paid	$–	$–

The accompanying notes are an integral part of these condensed financial statements

LINKTORY INC.

Notes to the Financial Statements

For the years ended May 31, 2023 and 2022

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $70,404 and negative working capital $(45,854) for the year ended May 31, 2023. The Company has an accumulated deficit of $29,455 and negative working capital $(4,905) for the year ended May 31, 2022. The Company currently has losses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations indicative of the operating results that may be expected for the year ended May 31, 2023 and 2022.

Revenue

In accordance with ASC 606, revenue is measured based on a consideration specified with a customer and recognized when we satisfy the performance obligation specified with a customer.

During the year ended May 31, 2023, we generated total revenue of $11,305.

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

Due to its short-term nature, the carrying value of receivables, accounts payable, and advances approximated fair value at May 31, 2023.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share.” Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of May 31, 2023, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

During the quarter ended May 31, 2022 the Company issued 275,000 common shares at $0.01 per share to 4 shareholders in consideration of $2,750.

As of May 31, 2023 the company had 5,920,000 shares issued and outstanding.

Note 5 – WEBSITE DEVELOPMENT COSTS

The Company purchased and possesses an asset in a form of an operative website and two highly functional chatbots. The Company purchased the website and two chatbots for $15,000 on May 31, 2021. Next period we plan to depreciate the asset straight-line over its five year useful life or $3,000 per year.

Balances as of May 31, 2023 and May 31, 2022 are as follows:

	May 31, 2023	May 31, 2022

Website Assets Purchased	$15,000	$15,000
Accumulated Depreciation	(6,000)	(3,000)
Net Book Value	$9,000	$12,000

Note 6 – COMMITMENTS AND CONTINGENCIES

Our sole officer and director, Granit Gjoni, has agreed to provide his own premise for office needs. He will not take any fee for these premises, it is for free use.

Note 7 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to May 31, 2023 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

