Form 10-Q
period 2023-08-31
Linktory Inc.
filed 2023-09-26
CIK 1867956

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2023

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of August 31, 2023
Common Stock: $0.0001	5,920,000

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LINKTORY INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	August 31, 2023	May 31, 2023
	(Unaudited)	(Audited)

ASSETS
Current Assets
Escrow account	$791	$2,332
Total Current Assets	791	2,332

Fixed assets (net)	–	–
Intangible Assets (net)	8,250	9,000
Total Non-Current Assets	8,250	9,000

Total Assets	$9,041	$11,332

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts payable	$34,600	$32,500
Related party loans	32,444	24,686
Total Current Liabilities	67,044	57,186

Stockholders’ Deficit
Common stock, par value $0.0001; 75,000,000 shares authorized, 5,920,000 shares issued and outstanding respectively;	592	592
Additional Paid-in Capital	23,958	23,958
Accumulated profits/ (deficit)	(82,553)	(70,404)
Total Stockholders’ Equity	(58,003)	(45,854)

Total Liabilities and Stockholders’ Equity	$9,041	$11,332

The accompanying notes are an integral part of these condensed financial statements

LINKTORY INC.

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	Three months ended August 31, 2023	Three months ended August 31, 2022

REVENUES (CONSULTING SERVICES)	$–	$–

OPERATING EXPENSES
General and Administrative Expenses	12,149	10,407
TOTAL OPERATING EXPENSES	12,149	10,407

NET INCOME (LOSS) FROM OPERATIONS	(12,149)	(10,407)

INCOME (LOSS) BEFORE TAXES	(12,149)	(10,407)
PROVISION FOR INCOME TAXES	–	–

NET INCOME (LOSS) FOR THE PERIOD	$(12,149)	$(10,407)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,920,000	5,920,000

The accompanying notes are an integral part of these condensed financial statements

LINKTORY INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (Unaudited)

From Inception on March 31, 2021 ended August 31, 2023

	Common Stock		Additional Paid-in		Total Stockholder’s Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Inception March 31, 2021	–	$–	$–	$–	$–
Sale of common stock at $0.0001 per share on April 2, 2021	3,500,000	350	–	–	350
Net loss for the period ended May 31, 2021	–	–	–	(1,973)	(1,973)
Balance, May 31, 2021	3,500,000	$350	$–	$(1,973)	$(1,623)
Net loss for the period ended August 31, 2021	–	–	–	(10,652)	(10,652)
Balance, August 31, 2021	3,500,000	$350	$–	$(12,625)	$(12,275)
Sale of common stock at $0.01 per share as of November 30, 2021	300,000	30	2,970	–	3,000
Net loss for the period ended November 30, 2021	–	–	–	(6,298)	(6,298)
Balance, November 30, 2021	3,800,000	$380	$2,970	$(18,923)	$(15,573)
Sale of common stock at $0.01 per share as of February 28, 2022	1,845,000	185	18,265	–	18,450
Net loss for the period ended February 28, 2022	–	–	–	(5,916)	(5,916)
Balance, February 28, 2022	5,645,000	$565	$21,235	$(24,839)	$(3,039)
Sale of common stock at $0.01 per share as of May 31, 2022	275,000	28	2,722	–	2,750
Net loss for the period ended May 31, 2022	–	–	–	(4,616)	(4,616)
Balance, May 31, 2022	5,920,000	$592	$23,957	$(29,455)	$(4,905)
Net loss for the period ended August 31, 2022	–	–	–	(10,407)	(10,407)
Balance, August 31, 2022	5,920,000	$592	$23,957	$(39,862)	$(15,312)
Net loss for the period ended November 30, 2022	–	–	–	(19,671)	(19,671)
Balance, November 30, 2022	5,920,000	$592	$23,958	$(59,533)	$(34,983)
Net loss for the period ended February 28, 2023	–	–	–	(6,076)	(6,076)
Balance, February 28, 2023	5,920,000	$592	$23,958	$(65,609)	$(41,059)
Net loss for the period ended May 31, 2023	–	–	–	(40,949)	(40,949)
Balance, May 31, 2023	5,920,000	$592	$23,958	$(70,404)	$(45,854)
Net loss for the period ended August 31, 2023	–	–	–	(12,149)	(12,149)
Balance, August 31, 2023	5,920,000	$592	$23,958	$(82,553)	$(58,003)

The accompanying notes are an integral part of these condensed financial statements

LINKTORY INC.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Three months ended August 31, 2023	Three months ended August 31, 2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$(12,149)	$(10,407)
Adjustments to reconcile net loss to net cash (used in) operating activities
Amortization of intangible assets	750	750
Changes in Current assets & liabilities
Accounts Payable	2,100	2,100
CASH FLOWS GENERATED FROM OPERATING ACTIVITIES	(9,299)	(7,557)

CASH FLOWS FROM INVESTING ACTIVITIES
Website Purchase	–	–
CASH FLOWS USED IN INVESTING ACTIVITIES	–	–

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	–	–
Related Party Loans	7,758	–
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	7,758	–

NET INCREASE/ DECREASE IN CASH	(1,541)	(7,557)

Cash, beginning of period	2,332	22,210
Cash, end of period	$791	$14,653

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$–	$–
Income taxes paid	$–	$–

The accompanying notes are an integral part of these condensed financial statements

LINKTORY INC.

Notes to the Financial Statements

Three months ended August 31, 2023

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $82,553 from Inception on March 31, 2021 ending August 31, 2023. The Company has negative working capital $(58,003) as of August 31, 2023. The Company currently has losses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations indicative of the operating results that may be expected for the year from Inception on March 31, 2021 ended August 31, 2023.

Revenue

In accordance with ASC 606, revenue is measured based on a consideration specified with a customer and recognized when we satisfy the performance obligation specified with a customer.

During the three months ended August 31, 2023, we generated total revenue of $0.

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

Fair Value of Financial Instruments

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820 “Fair Value Measurement” defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The standards apply to recurring and nonrecurring fair value measurements of financial and non-financial assets and liabilities. The Company determines the fair values of its assets and liabilities based on a fair value hierarchy that includes Three levels of inputs that may be used to measure fair value.

For The Three levels are defined as follows:

Level 1:	defined as observable inputs such as quoted prices in active markets;
Level 2:	defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
Level 3:	defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Due to its short-term nature, the carrying value of receivables, accounts payable, and advances approximated fair value at August 31, 2023.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share.” Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of August 31, 2023, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

As of August 31, 2023 the company had 5,920,000 shares issued and outstanding.

Note 5 – WEBSITE AND CHATBOT DEVELOPMENT COSTS

The Company purchased and possesses an asset in a form of an operative website and two highly functional chat-bots. The Company purchased the website and two chat-bots for $15,000 on May 31, 2021. Next period we plan to include amortization of the asset using straight-line formula over its five-year useful life or $3,000 per year. As of May 31, 2022 ending August 31, 2023, amortization expense was $6,750.

Balance as of August 31, 2023 as follows:

Website Development	$15,000
Amortization Expense	6,750
Intangible Asset (net)	$8,250

Note 6 – COMMITMENTS AND CONTINGENCIES

Our sole officer and director, Granit Gjoni, has agreed to provide his own premise for office needs. He will not take any fee for these premises; it is for free use.

Note 7 – RELATED PARTY TRANSACTIONS

The sole officer and director, Granit Gjoni, is the only related party with whom the Company had transactions with during the period from inception on March 31, 2021 through August 31, 2023 Mr. Gjoni paid $32,444 for operating expenses on behalf of the Company. The amount due to the related party is unsecured and non-interest bearing with no set terms of repayment.

Mr. Gjoni currently devotes approximately thirty hours per week to manage our affairs. Under a Consulting Agreement, our officer and director is entitled to $700 per month in cash compensation but this amount is being deferred until the Company is in a position to start payments. In addition, Mr. Gjoni is reimbursed for any out-of-pocket expenses that he incurs on our behalf. From the beginning of his contract on May 1, 2021 ended August 31, 2023, Mr. Gjoni earned $19,600 of compensation for accrued wages.

As of May 31, 2021, Mr. Gjoni had stock compensation in the amount of $350 that he paid for company's expenses during Incorporation, for that he received 3,500,000 of common shares.

Note 8 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to August 31, 2023 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Three Months Ended August 31, 2023 and 2022:

During the Three months ended August 31, 2023, we have not generated any revenues.

Our net loss for the Three months ended August 31, 2023 was $12,149. Operating expenses consist of mainly professional fees, consulting fees and amortization expenses and bank charges.

During Three months ended August 31, 2022, we have not generated any revenues.

Our net loss for Three months ended August 31, 2022 was $10,407. Operating expenses consist of mainly professional fees, consulting fees and amortization expenses and bank fees.

Liquidity and Capital Resources

As of August 31, 2023, our total assets were $9,041 consisting of escrow account in the amount of $791 by issuing common shares to friends and family and $8,250 website and chatbot development. As of August 31, 2023, our current liabilities were $67,044 consisting of related party loans of $32,444 and accounts payable of $34,600.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. During Three months ended August 31, 2023, net cash flows used by operating activities were $9,299. During Three months ended August 31, 2022, net cash flows used by operating activities were $7,557.

Cash Flows from Investing Activities

We have not generated cash flows from investing activities as of August 31, 2023.

Cash Flows from Financing Activities

We have generated positive cash flows from financing activities. During Three months ended August 31, 2023, we generated $7,758 of cash from proceeds from related party loans $7,758. During Three months ended August 31, 2022, we have not generated any cash flows from financing activities.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2023. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the Three -month period ended August 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

LINKTORY INC.

September 26, 2023	By: /s/ Granit Gjoni
President, Treasurer and Secretary
(Principal Executive, Financial and Accounting Officer)

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Signature	Title	Date

/s/ Granit Gjoni
Granit Gjoni	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)	September 26, 2023

