Form 10-Q
period 2023-11-30
Linktory Inc.
filed 2024-04-12
CIK 1867956

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2023

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

+86-15821191526

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of November 30, 2023
Common Stock: $0.0001	5,920,000

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LINKTORY INC.

CONDENSED BALANCE SHEETS

	November 30, 2023	May 31, 2023
	(Unaudited)	(Audited)

ASSETS
Current Assets
Escrow account	$791	$2,332
Total Current Assets	791	2,332
Non-Current Assets
Fixed assets (net)	–	–
Intangible Assets (net)	8,250	9,000
Total Non-Current Assets	8,250	9,000

Total Assets	$9,041	$11,332

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts payable	$34,600	$32,500
Related party loans	39,016	24,686
Total Current Liabilities	73,616	57,186

Stockholders’ Deficit
Common stock, par value $0.0001; 75,000,000 shares authorized, 5,920,000 shares issued and outstanding respectively;	592	592
Additional Paid-in Capital	23,958	23,958
Accumulated profits/ (deficit)	(89,125)	(70,404)
Total Stockholders’ Equity	(64,575)	(45,854)

Total Liabilities and Stockholders’ Equity	$9,041	$11,332

The accompanying notes are an integral part of these condensed financial statements

LINKTORY INC.

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	Three months ended November 30, 2023	Three months ended November 30, 2022	Six months ended November 30, 2023	Six months ended November 30, 2022

REVENUES (CONSULTING SERVICES)	$–	$8,905	$–	$8,905

OPERATING EXPENSES
General and Administrative Expenses	6,572	28,576	18,721	38,983
TOTAL OPERATING EXPENSES	6,572	28,576	18,721	38,983

NET INCOME (LOSS) FROM OPERATIONS	(6,572)	(19,671)	(18,721)	(30,078)

INCOME (LOSS) BEFORE TAXES	(6,572)	(19,671)	(18,721)	(30,078)
PROVISION FOR INCOME TAXES	–	–	–	–

NET INCOME (LOSS) FOR THE PERIOD	$(6,572)	$(19,671)	$(18,721)	$(30,078)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,920,000	5,920,000	5,920,000	5,920,000

The accompanying notes are an integral part of these condensed financial statements

LINKTORY INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

From Inception on March 31, 2021 ended November 30, 2023

	Common Stock		Additional Paid-in		Total Stockholder’s Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Inception March 31, 2021	–	$–	$–	$–	$–
Sale of common stock at $0.0001 per share on April 2, 2021	3,500,000	350	–	–	350
Net loss for the period ended May 31, 2021	–	–	–	(1,973)	(1,973)
Balance, May 31, 2021	3,500,000	$350	$–	$(1,973)	$(1,623)
Net loss for the period ended August 31, 2021	–	–	–	(10,652)	(10,652)
Balance, August 31, 2021	3,500,000	$350	$–	$(12,625)	$(12,275)
Sale of common stock at $0.01 per share as of November 30, 2021	300,000	30	2,970	–	3,000
Net loss for the period ended November 30, 2021	–	–	–	(6,298)	(6,298)
Balance, November 30, 2021	3,800,000	$380	$2,970	$(18,923)	$(15,573)
Sale of common stock at $0.01 per share as of February 28, 2022	1,845,000	185	18,265	–	18,450
Net loss for the period ended February 28, 2022	–	–	–	(5,916)	(5,916)
Balance, February 28, 2022	5,645,000	$565	$21,235	$(24,839)	$(3,039)
Sale of common stock at $0.01 per share as of May 31, 2022	275,000	28	2,722	–	2,750
Net loss for the period ended May 31, 2022	–	–	–	(4,616)	(4,616)
Balance, May 31, 2022	5,920,000	$592	$23,957	$(29,455)	$(4,905)
Net loss for the period ended August 31, 2022	–	–	–	(10,407)	(10,407)
Balance, August 31, 2022	5,920,000	$592	$23,957	$(39,862)	$(15,312)
Net loss for the period ended November 30, 2022	–	–	–	(19,671)	(19,671)
Balance, November 30, 2022	5,920,000	$592	$23,958	$(59,533)	$(34,983)
Net loss for the period ended February 28, 2023	–	–	–	(6,076)	(6,076)
Balance, February 28, 2023	5,920,000	$592	$23,958	$(65,609)	$(41,059)
Net loss for the period ended May 31, 2023	–	–	–	(40,949)	(40,949)
Balance, May 31, 2023	5,920,000	$592	$23,958	$(70,404)	$(45,854)
Net loss for the period ended August 31, 2023	–	–	–	(12,149)	(12,149)
Balance, August 31, 2023	5,920,000	$592	$23,958	$(82,553)	$(58,003)
Net loss for the period ended November 30, 2023	–	–	–	(6,572)	(6,572)
Balance, November 30, 2023	5,920,000	$592	$23,958	$(89,125)	$(64,575)

The accompanying notes are an integral part of these condensed financial statements

LINKTORY INC.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Six months ended November 30, 2023	Six months ended November 30, 2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$(18,721)	$(30,078)
Adjustments to reconcile net loss to net cash (used in) operating activities
Amortization of intangible assets	750	1,500
Changes in Current assets & liabilities
Accounts Payable	2,100	4,200
CASH FLOWS GENERATED FROM OPERATING ACTIVITIES	(15,871)	(24,378)

CASH FLOWS FROM INVESTING ACTIVITIES
Website Purchase	–	–
CASH FLOWS USED IN INVESTING ACTIVITIES	–	–

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	–	–
Related Party Loans	14,330	2,500
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	14,330	2,500

NET INCREASE/ DECREASE IN CASH	(1,541)	(21,878

Cash, beginning of period	2,332	22,210
Cash, end of period	$791	$332

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$–	$–
Income taxes paid	$–	$–

The accompanying notes are an integral part of these condensed financial statements

LINKTORY INC.

Notes to the Financial Statements

Six months ended November 30, 2023

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

Linktory Inc. was incorporated in the State of Nevada on March 31, 2021. Our company is a new venture, which intends to specialize in the creation, development, optimization and implementation of a complex product for the development of a service sector (restaurants, cafes, night clubs, karaoke, hotels, museums, etc.) by providing highly functional and customized products and services. In the future, we also plan to

Our principal place of business is located Floor 25th, Blcok B, Fuli Gemini Building, No. 55 East Third Ring Middle Road, Beijing China 100022 is provided to us on a monthly rent basis by our sole officer and director. Our telephone number is +86 16602127860.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $89,125 from Inception on March 31, 2021 ending November 30, 2023. The Company has negative working capital $(64,575) as of November 30, 2023. The Company currently has losses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations indicative of the operating results that may be expected for the year from Inception on March 31, 2021 ended November 30, 2023.

Revenue

In accordance with ASC 606, revenue is measured based on a consideration specified with a customer and recognized when we satisfy the performance obligation specified with a customer.

During the six months ended November 30, 2023, we generated total revenue of NIL.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share.” Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of November 30, 2023, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

As of November 30, 2023 the company had 5,920,000 shares issued and outstanding.

Note 5 – WEBSITE AND CHATBOT DEVELOPMENT COSTS

The Company purchased and possesses an asset in a form of an operative website and two highly functional chat-bots. The Company purchased the website and two chat-bots for $15,000 on May 31, 2021. Next period we plan to include amortization of the asset using straight-line formula over its five-year useful life or $3,000 per year. As of May 31, 2023 ending November 30, 2023, amortization expense was $4,500.

Balance as of November 30, 2023 as follows:

Website Development	$15,000
Amortization Expense	6,750
Intangible Asset (net)	$8,250

Note 6 – COMMITMENTS AND CONTINGENCIES

Our President, CHANGMIN ZHOU, has agreed to provide his own premise for office needs. He will not take any fee for these premises; it is for free use.

Note 7 – RELATED PARTY TRANSACTIONS

The previous President, Granit Gjoni, is the only related party with whom the Company had transactions with during the period from inception on March 31, 2021 through November 30, 2023 Mr. Gjoni paid $39,616 for operating expenses on behalf of the Company. The amount due to the related party is unsecured and non-interest bearing with no set terms of repayment.

Note 8 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to November 30, 2023 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

Management expects that its business will be impacted to some degree, but the significance of the impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

Three Months Ended November 30, 2023 and 2022:

During the Three and Six months ended November 30, 2023, we have generated $NIL revenue from consulting services.

Our net loss for the Three and Six months ended November 30, 2023 was $6,572 and $18,721. Operating expenses consist of mainly professional fees, consulting fees and amortization expenses and bank charges.

During Three and Six months ended November 30, 2022, we have generated $8,905 revenues.

Our net loss for Three and Six months ended November 30, 2022 was $28,576 and $30,078. Operating expenses consist of mainly professional fees, consulting fees and amortization expenses and bank fees.

Liquidity and Capital Resources

As of November 30, 2023, our total assets were $9,041 consisting of escrow account in the amount of $791 by issuing common shares to friends and family and $8,250 website and chatbot development. As of November 30, 2023, our current liabilities were $73,616 consisting of related party loans of $39,016 and accounts payable of $34,600.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. During Six months ended November 30, 2023, net cash flows used by operating activities were $2,291. During Six months ended November 30, 2022, net cash flows used by operating activities were $24,378.

Cash Flows from Investing Activities

We have not generated cash flows from investing activities as of November 30, 2023.

Cash Flows from Financing Activities

We have generated positive cash flows from financing activities. During six months ended November 30, 2023, we generated $14,330 of cash from proceeds from related party loans $14,330. During six months ended November 30, 2022, we generated $2,500 of cash from proceeds from related party loans $11,250.

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

Going Concern

The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2023. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the Three -month period ended November 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended November 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

LINKTORY INC.

April 12, 2024	By: /s/ CHANGMIN ZHOU
President, CEO, CFO and Treasurer
(Principal Executive, Financial and Accounting Officer)

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Signature	Title	Date

/s/ CHANGMIN ZHOU	President, CEO, CFO and Treasurer
CHANGMIN ZHOU	(Principal Executive, Financial and Accounting Officer)	April 12, 2024

